Form 10-K/A
period 2006-12-31
Bear Stearns Asset Backed Securities I Trust 2006-HE4
filed 2007-04-02
CIK 1359073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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
Not Applicable.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
None.

Item 1117 of Regulation AB. Legal Proceedings
On Monday, February 12, 2007, ResMAE Mortgage Corporation ("ResMae"), a mortgage banking company headquartered in Brea, California, filed for Chapter 11 bankruptcy protection in U.S. Bankruptcy Court in Wilmington, Delaware.

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
1.1
Terms Agreement, dated April 13, 2006, among Bear, Stearns & Co. Inc. and SG Americas Securities, LLC as underwriters and Bear Stearns Asset Backed Securities I LLC, as depositor, relating to the Underwriting Agreement, dated April 13, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Assets Backed Securities I LLC, as depositor (As previously filed on Form 8-K filed on May 15, 2006 and is hereby incorporated by reference into this report on Form 10-K/A)

4.1
Pooling and Servicing Agreement, dated as of April 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as sponsor and as company, LaSalle Bank National Association, as master servicer and securities administrator and Citibank, N.A., as trustee (As previously filed on Form 8-K filed on May 15, 2006 and is hereby incorporated by reference into this report on Form 10-K/A)

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

LaSalle Bank National Association, as Master Servicer

April 2, 2007	/s/ Andrew Leszczynski
By: Andrew Leszczynski
Title: First Vice President

EXHIBIT INDEX
Exhibit Number	Description
1.1
Terms Agreement, dated April 13, 2006, among Bear, Stearns & Co. Inc. and SG Americas Securities, LLC as underwriters and Bear Stearns Asset Backed Securities I LLC, as depositor, relating to the Underwriting Agreement, dated April 13, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Assets Backed Securities I LLC, as depositor (As previously filed on Form 8-K filed on May 15, 2006 and is hereby incorporated by reference into this report on Form 10-K/A)

4.1
Pooling and Servicing Agreement, dated as of April 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as sponsor and as company, LaSalle Bank National Association, as master servicer and securities administrator and Citibank, N.A., as trustee (As previously filed on Form 8-K filed on May 15, 2006 and is hereby incorporated by reference into this report on Form 10-K/A)

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